Form 10QSB
period 2000-03-31
PHANTOM CONSULTING CORP
filed 2000-05-22
CIK 1100910

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2000

Commission File No. 0000-29159

Phantom Consulting Corp.
A Nevada corporation      88-0349787
      (I.R.S. Employer Identification Number)

2102 N. Donner Ave., Tucson, Arizona 85749

Registrant's telephone number, including area code:
(520) 577-1516

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

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

Item 1.   FINANCIAL STATEMENTS.

INDEPENDENT ACCOUNTANT'S REPORT

Phantom Consulting Corp.
(A Development Stage Company)

	We have reviewed the accompanying balance sheets of Phantom Consulting Corp. (a development stage company) as of March 31, 2000, and the related statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

	We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

	Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                          Respectfully submitted

                          /s/ Robison, Hill & Co.
                          Certified Public Accountants
Salt Lake City, Utah
May 11, 2000



PHANTOM CONSULTING CORP.
(A Development Stage Company)
BALANCE SHEETS

                                 March 31      December 31
                                   2000          1999
Assets:                             $  -         $  -

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                   $  -        $  -
  Total Liabilities                 $  -        $  -

Shareholders' Equity:
 Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 1,000,000 shares at March 31, 2000
  and December 31, 1999            1,000        1,000

 Paid-In Capital                   1,265          335

 Retained Deficit                 (1,200)      (1,200)

 Deficit Accumulated During the
  Development State               (1,065)        (135)

  Total Stockholders' Equity        $  -         $  -

 Total Liabilities and
   Shareholders' Equity             $  -         $  -

See accompanying notes and accountants' report.



PHANTOM CONSULTING CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                             Cumulative
                                             since October
                                             20, 1999
               For the three months ended   inception of
                       ended March 31,       development
                       2000       1999          stage


Revenues              $   -        $   -        $    -

Expenses
 General & Administrative 930          -         1,065

  Net Loss            $(930)       $   -       $(1,065)

Basic & Diluted loss per share
                      $   -        $   -

See accompanying notes and accountants' report.



PHANTOM CONSULTING CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
                                                    Cumulative
                                              Since October 20
                                                     1999
                     For the three months ended   Inception of
                              ended March 31,      Development
                              2000       1999         Stage

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                      $(930)       $   -     $(1,065)

Increase (Decrease) in
 Accounts Payable                 -            -        (200)
Net Cash Used in
 Operating activities             -            -      (1,265)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net Cash provided by
 Investing activities             -            -           -

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed
 By shareholder                 930            -       1,265
Net Cash provided by
 Financing activities           930            -       1,265

Net (Decrease) in
 Cash and Cash Equivalents        -            -           -
Cash and Cash Equivalents
 At Beginning of Period           -            -           -
Cash and Cash Equivalents
 At End of Period             $   -        $   -        $  -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                     $   -        $   -        $  -
 Franchise and income taxes   $   -        $   -        $285

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AN
FINANCING ACTIVIITES:  None
See accompanying notes and accountants' report.


PHANTOM CONSULTING CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

This summary of accounting policies for Phantom
Consulting Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of March 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on December 6, 1995. The Company ceased all operating activities during the period from December 6, 1995 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

The company has no products or services as of March 31, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

Loss per Share

	The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                            Per-Share
                   Income        Shares       Amount
                 (Numerator)   (Denominator)

          For the three months ended March 31, 2000:
Basic Loss per Share
Loss to common shareholders
				$ (930)    1,000,000     $ -

          For the three months ended March 31, 1999:
Basic Loss per Share
Loss to common shareholders
				$    -     1,000,000     $ -

     The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2000 and 1999 and are thus not considered.

Reclassification

Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the March
31, 2000 presentation.

NOTE 2 - INCOME TAXES

As of March 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,900 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

As of March 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

NOTE 5 - STOCK SPLIT

On October 20, 1999 the Board of Directors authorized
1,000 to 1 stock split, changes the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common stock and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION.

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

As the sole director, Mr. Hodges has commenced implementation of the Company's principal business purpose, which is to seek merger or acquisition candidates. The Company intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for its securities. The Company has not selected any company as an acquisition or merger candidate and does not intend to limit itself to any particular field or industry, but does, in its sole discretion, retain the right to do so. The Company's plans are in the conceptual stage only. There is no relationship between the particular name of the Company and the Company's intended business plan. If successful in completing a merger or acquisition, the Company expects that it would change its name to reflect the marketing goals of the business combination.

Competition

The Company is an insignificant participant that competes among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company in this field. In view of the Company's limited financial resources and management availability, the Company continues to be at a significant competitive disadvantage.

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

THE COMPANY HAS NO OPERATING HISTORY, NO REVENUE, MINIMAL
ASSETS AND OPERATES AT A LOSS.

The Company has no operating history or any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to have operating expenses without corresponding revenues, at least until the consummation of a business combination. As of March 31, 2000, the Company had incurred expenses of less than $5,000 since incorporation. Mr. Hodges has paid these expenses and he has no expectation or agreement with the Company for reimbursement for those expenses. There is no assurance that the Company will ever be profitable.

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

In addition, Mr. Hodges has participated or is currently participating in other blank check companies that may compete directly with the Company. Additional conflicts of interest and non-arm's length transactions may also arise in the future. As of the date of this prospectus, Mr. Hodges has been or currently is involved with 130 shell companies, approximately 110 of which are or will be seeking business opportunities for mergers or acquisitions. Consequently, there are potential inherent conflicts of interest in Mr. Hodges' acting as officer and director of the Company. Conflicts could also arise if the Company were to enter into any business combination with a company in which Mr. Hodges is involved. This type of business transaction is not an arm's-length transaction because of Mr. Hodges' potential involvement with both parties. While there is no policy prohibiting such a transaction, the Company currently does not intend to engage in a business combination of this type.

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

THERE ARE STATE AND FEDERAL REGULATIONS WHICH MIGHT AFFECT
THE TRANSFERABILITY OF THE COMPANY'S SHARES.

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

Sources Of Opportunities

The Company does not intend to actively seek out investors. Rather, the Company seeks to merge with or acquire assets or shares of an entity that is already actively engaged in a business that generates revenues, in exchange for the Company's common stock. Mr. Hodges expects that he will be contacted by a number of target companies.

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

The Company will not enter into a business combination with a company in which Mr. Hodges or his affiliates or associates has a current ownership interest. However, there is no policy, corporate bylaw or shareholder resolution prohibiting the Company from merging or acquiring a business, asset or company in which any potential promoter, affiliate or associate of the Company or Mr. Hodges has any direct or indirect ownership.

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

The Company has, and will continue to have, insufficient capital with which to provide the owners of potential target companies with any significant cash or other assets. However, Mr. Hodges believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The target company will also incur significant legal and accounting costs in connection with the business combination including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents. However, Mr. Hodges has not conducted market research and is not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

Mr. Hodges is currently involved in promoting approximately 110 blank check companies, many of which have registered their shares with the SEC under the Securities and Exchange Act of 1934. All of these companies are in various stages of searching for merger or acquisition opportunities, and thus, there are potential inherent conflicts of interest in Mr. Hodges' acting as officer and director of the Company and these other companies. Insofar as he is engaged in other business activities, Mr. Hodges anticipates he will devote only a nominal amount of time to the Company's affairs. In addition, Mr. Hodges may in the future become a shareholder, officer or director of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such other entities.

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

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products that it may acquire. The Company does not intend to raise any funds, via private placement or otherwise, prior to the effectiveness of a merger or acquisition. Upon the merger or acquisition, the Company intends to obtain funds in one or more private placements to finance the operation of the acquired business. Persons purchasing securities in these placements and other shareholders may not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a blank check because any investors will entrust their investment to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Accordingly, the Company would probably be required to give up a substantial portion of its interest in any acquired product. We cannot assure you that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

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



PART II

Item 1.   LEGAL PROCEEDINGS.

Not Applicable.

Item 2.   CHANGES IN SECURITIES.

Not Applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

There have been no matter submitted to a vote of security holders for the period covered by this report.

Item 5.   OTHER INFORMATION

Not Applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the following index to Exhibits.

Index to Exhibits.

Exhibit 1.*  Articles of Incorporation.

Exhibit 2.*  Amendment to Articles of Incorporation.

Exhibit 3.*  Bylaws.

Exhibit 27   Financial Data Schedule
______
*   Previously filed.


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phantom Consulting Corp.
DATE: May 22, 2000
Daniel L. Hodges, President and Director
On behalf of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 22, 2000 By:

      /s/
Daniel L. Hodges, President, Secretary and Sole Director
PHANTOM CONSULTING CORP.