Form 10QSB
period 2000-09-30
PHANTOM CONSULTING CORP
filed 2000-11-15
CIK 1100910

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2000

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

     Class             Outstanding as of November 1, 2000
$.001 Par Value Common Stock          1,000,000 SHARES


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


          ITEM 1.  FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Phantom Consulting Corp., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Reviewed, interim financial statements are presented including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet.


INDEPENDENT ACCOUNTANT'S REPORT

Phantom Consulting Corp.
(A Development Stage Company)

	We have reviewed the accompanying balance sheets of Phantom Consulting Corp. (a development stage company) as of September 30, 2000 and December 31, 1999, and the related statements of operations for the three and nine months, and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                Respectfully submitted

                                 /s/ Robison, Hill & Co.
                                Certified Public Accountants
Salt Lake City, Utah
November 9, 2000
     F-1


PHANTOM CONSULTING CORP.
(A Development Stage Company)
BALANCE SHEETS

                              September 30      December 31
                                   2000          1999
Assets:                             $  -         $  -

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                   $250        $  -
  Total Liabilities                 $250        $  -

Shareholders' Equity:
 Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 1,000,000 shares at September 30, 2000
  and December 31, 1999            1,000        1,000

 Paid-In Capital                   1,515          335

 Retained Deficit                 (1,200)      (1,200)

 Deficit Accumulated During the
  Development State               (1,565)        (135)

  Total Stockholders' Equity        (250)        $  -

 Total Liabilities and
   Shareholders' Equity             $  -         $  -

     F-2
See accompanying notes and accountants' report.


PHANTOM CONSULTING CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
                  For the three months ended
                     ended September 30,
                       2000       1999


Revenues              $   -       $   -

Expenses
 General & Administrative 250         -

  Net Loss            $(250)      $   -

Basic & Diluted loss per share
                      $   -       $   -

                                             Cumulative
                                             since October
                                             20, 1999
                 For the nine months ended   inception of
                     ended September 30,      development
                       2000       1999          stage


Revenues              $   -        $   -        $    -

Expenses
 General & Administrative 1,430        -         1,565

  Net Loss            $(1,430)     $   -       $(1,565)

Basic & Diluted loss per share
                      $   -        $   -

     F-3
See accompanying notes and accountants' report.



PHANTOM CONSULTING CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
                                                    Cumulative
                                              Since October 20
                                                     1999
                     For the nine months ended   Inception of
                         ended September 30,      Development
                              2000       1999         Stage

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                    $(1,430)       $   -     $(1,565)
Increase (Decrease) in
 Accounts Payable               250            -          50
Net Cash Used in
 Operating activities        (1,180)           -      (1,515)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net Cash provided by
 Investing activities             -            -           -

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed
 By shareholder               1,180            -       1,515
Net Cash provided by
 Financing activities         1,180            -       1,515

Net (Decrease) in
 Cash and Cash Equivalents        -            -           -
Cash and Cash Equivalents
 At Beginning of Period           -            -           -
Cash and Cash Equivalents
 At End of Period             $   -        $   -        $  -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                     $   -        $   -        $  -
 Franchise and income taxes   $   -        $   -        $285

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AN
FINANCING ACTIVIITES:  None
     F-4
See accompanying notes and accountants' report.


PHANTOM CONSULTING CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     This summary of accounting policies for Phantom
Consulting Corp. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     The unaudited financial statements as of September
30, 2000 and for the nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on December 6, 1995. The Company ceased all operating activities during the period from December 6, 1995 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The company has no products or services as of September 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The
Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

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

Loss per Share

	The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                            Per-Share
                   Income        Shares       Amount
                 (Numerator)   (Denominator)
        For the three months ended September 30, 2000:
Basic Loss per Share
Loss to common shareholders
				$ (250)    1,000,000     $ -

        For the nine months ended September 30, 2000:
Basic Loss per Share
Loss to common shareholders
				$(1,430)  1,000,000     $ -

        For the three months ended September 30, 1999:
Basic Loss per Share
Loss to common shareholders
				$    -     1,000,000     $ -

        For the nine months ended September 30, 1999:
Basic Loss per Share
Loss to common shareholders
				$    -     1,000,000     $ -

     The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2000 and 1999 and are thus not considered.

Reclassification

     Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the September 30, 2000 presentation.

NOTE 2 - INCOME TAXES

     As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.
Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of September 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

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

RESULTS OF OPERATIONS

The Company had no sales or sales revenues for the period ended September 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the period ended September 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses for the period ended September
30, 2000 in the amount of $250.

The Company recorded net income loss of $250 for the three months ended September 30, 2000 compared to $0 loss for the comparable period in 1999.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 1999. The Company had a net working capital deficit of $250 at September 30, 2000 with a net working capital deficit of $0 at December 31, 1999.

Net stockholders' deficit in the Company was $250 as of September 30, 2000 and $0 at December 31, 1999.


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


     SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2000.

Phantom Consulting Corp.
/s/      Daniel L. Hodges
   ---------------------------
     Daniel L. Hodges
     November 14, 2000
     President/CFO and Director



     EXHIBIT INDEX

Exhibit No.        Page No.         Description

  27               13          Financial Data Schedule


2

F - 12